Form 10-K/A
period 2002-12-31
STRUCTURED ASSET SECURITIES CORP MORT PAS-THR CERT SER 2002-
filed 2003-05-15
CIK 1174887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                AMENDMENT 1 OF 1

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2002-11A
--------------------------------------------------------

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

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.

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


Date:  May 15, 2003                By:  Aurora Loan Services Inc.,
                                        as Master Servicer

                                        /s/ E. Todd Whittemore
                                        --------------------------------------
                                  Name: E. Todd Whittemore
                                 Title: Executive Vice President

                                  Certification
                     Structured Asset Securities Corporation
            Mortgage Pass-Through Certificates Series SASCO 2002-11A

     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates Series 2002-11A;

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


Date: May 15, 2003

/s/ E. Todd Whittemore
------------------------
Executive Vice President
Aurora Loan Services Inc.

                                 EXHIBIT INDEX
Exhibit   Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

      a) Cendant Mortgage Corporation, as Servicer
      b) GreenPoint Mortgage Funding, Inc., as Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

      a) Cendant Mortgage Corporation, as Servicer
      b) GreenPoint Mortgage Funding, Inc., as Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, New Jersey 08540
Tel (609) 514-3600
Fax ((609) 514-3603
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT


To Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standands.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/ Deloitte & Touche LLP
---------------------------

February 21, 2003

PricewaterhouseCoopers, LLP
400 S. Hope Street
Los Angeles, CA  90071


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of GreenPoint Mortgage Funding, Inc.


     We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s (the "Company"), a wholly owned subsidariy of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimun servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the company's compliance with the standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 27, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

Cendant Mortgage
300 Leaderhall Road
Mount Laurel, NJ  08054



     As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $120 million and $20 million, respectively.


Cendant Mortgage Corporation


By:   /s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


By:   /s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer



By:  /s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President -- Loan Servicing

                                                                Exhibit I
GreenPoint Mortgage
100 Wood Hollow Drive
Novato, CA 94945


                   Management's Assertion Regarding Compliance
                        With Minimum Servicing Standards



     As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $20,000,000 and $50,000,000, respectively.

March 27, 2003


By:   /s/ Dennis Tussey
-----------------------------
Dennis Tussey
Servicing Manager



By:   /s/ David Petrini
-----------------------------
David Petrini
Chief Financial Officer

By:  /s/ S. A. Ibrahim
------------------------------
S. a. Ibrahim
Chief Financial Officer